Form 10-Q
period 2009-06-30
Rampart Studios Inc.
filed 2009-07-24
CIK 1432271

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended June 30, 2009

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
                    ----------------------------------------
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

As of June 30, 2009, there were 31,340,000 shares of common stock, $.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           EDGEWORTH INVESTMENTS, INC.
                           A DEVELOPMENT STAGE COMPANY
                              FINANCIAL STATEMENTS
                                 JUNE 30, 2009

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

The results for the period ended June 30, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-
12G filed with the Securities and Exchange Commission for the period from
July 24, 2008 (inception) to August 31, 2008.

                           EDGEWORTH INVESTMENTS, INC.

                              FINANCIAL STATEMENTS

                              AS OF JUNE 30, 2009

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

                           EDGEWORTH INVESTMENTS, INC.
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                   (UNAUDITED)
                              As of June 30, 2009

                                     ASSETS

                                                                   June 30,
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

                                       F-1

                          EDGEWORTH INVESTMENTS, INC.
                          A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
           For the Quarter ended June 30, 2009, and from inception
                    (July 24, 2008) through June 30, 2009

                                                                          For the Period
                                                       For the               July 24,
                                                       3-Months                2008
                                                        Ended             (Inception) to
                                                       June 30,              June 30,
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

                                       F-2

                           EDGEWORTH INVESTMENTS, INC.
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
           For the Quarter ended June 30, 2009, and from inception
                    (July 24, 2008) through June 30, 2009

                                                                                 For the Period
                                                                 For the            July 24,
                                                                 3-Months             2008
                                                                  Ended          (Inception) to
                                                                 June 30,           June 30,
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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting
Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense
(benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended
June 30, 2009.

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

The Company has the following classes of capital stock as of June 30, 2009:

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

There is presently no trading market for the Company's common stock and no market may ever exist for the Company's common stock. The Company plans to apply for a corporate CUSIP # for its common stock and to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers can trade the Company's common stock in the Over-
The-Counter Electronic Bulletin Board (the "OTC Bulletin Board") after the
Company is no longer classified as a "blank check" or shell company, as defined by the U.S. Securities and Exchange Commission. There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such OTC Bulletin Board trading to proceed.

The U.S. Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii)
offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies.

BUSINESS COMBINATION

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company.  The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-
assets exchange (the "business combination").  In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the
Internal Revenue Code of 1986, as amended.  No assurances can be given that the
Company will be successful in locating or negotiating with any target business.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, the Company had no cash and no other assets.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended June 30, 2009.

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-
effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending June 30, 2009, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                             EDGEWORTH INVESTMENTS, INC., a Delaware corporation
                             (Registrant)

Date: July 20, 2009                   By: /s/ G.J. de Klerk
                                      -----------------------------------
                                      G.J. de Klerk
                                      Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer)
                                      (Principal Financial Officer)

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
 PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                          SARBANES-OXLEY ACT OF 2002

I, G.J. de Klerk, certify that:

1 I have reviewed this Form 10-Q for the quarter ended June 30, 2009 of
Edgeworth Investments, Inc., a Delaware corporation (the "Company");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-
a-15(f) and 15d-15(f)) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

       (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d) Disclosed in this report any change in the registrant's internal control over financing reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: July 20, 2009

                                         By:  /s/ G.J. de Klerk
                                              -------------------------------
                                              G.J. de Klerk
                                              Chief Executive Officer and
                                              Chief Financial Officer
                                              (Principal Executive Officer)
                                              (Principal Financial Officer)

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Edgeworth Investments, Inc.
(the "Company") on Form 10-Q for three month period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, G.J. de Klerk, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

       1.  The Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

       2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
Company.

Dated: July 20, 2009

                                         By:  /s/ G.J. de Klerk
                                              -------------------------------
                                              G.J. de Klerk
                                              Chief Executive Officer and
                                              Chief Financial Officer
                                              (Principal Executive Officer)
                                              (Principal Financial Officer)