Form 10-Q
period 2009-09-30
Rampart Studios Inc.
filed 2009-10-13
CIK 1432271

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended September 30, 2009

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

As of September 30, 2009, there were 31,340,000 shares of common stock, $.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           EDGEWORTH INVESTMENTS, INC.
                           A DEVELOPMENT STAGE COMPANY
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009

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

The results for the period ended September 30, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-
12G filed with the Securities and Exchange Commission for the period from
July 24, 2008 (inception) to August 31, 2008.

                           EDGEWORTH INVESTMENTS, INC.

                              FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2009

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

                           EDGEWORTH INVESTMENTS, INC.
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                   (UNAUDITED)
                            As of September 30, 2009

                                     ASSETS

                                                                   September
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

                                       F-1

                          EDGEWORTH INVESTMENTS, INC.
                          A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
           For the Quarter ended September 30, 2009, and from inception
                   (July 24, 2008) through September 30, 2009

                                                                          For the Period
                                                       For the               July 24,
                                                       3-Months                2008
                                                        Ended              (Inception)
                                                      September            to September
                                                       30, 2009              30, 2009
                                                     -----------           -----------

REVENUE                    Sales                     $        --           $        --

                           Cost of sales                      --                    --
                                                     -----------           -----------

     GROSS PROFIT                                             --                    --

     OPERATING COSTS AND EXPENSES

       ORGANIZATION AND RELATED EXPENSES                      --                 3,134
                                                     -----------           -----------

     TOTAL OPERATING COST AND EXPENSES                        --                 3,134

     NET INCOME (LOSS)                                        --                (3,134)
                                                     ===========           ===========

NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                                   --                 (0.00)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding               31,340,000            31,340,000

   The accompanying notes are an integral part of these financial statements.

                                       F-2

                           EDGEWORTH INVESTMENTS, INC.
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
           For the Quarter ended September 30, 2009, and from inception
                    (July 24, 2008) through September 30, 2009

                                                                                 For the Period
                                                                 For the            July 24,
                                                                 3-Months             2008
                                                                  Ended            (Inception)
                                                                September         to September
                                                                 30, 2009           30, 2009
                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES

             Net income (loss)                                  $      --           $  (3,134)

             Changes in working capital                                --               3,134
                                                                ---------           ---------

NET CASH PROVIDED OR (USED) IN OPERATIONS                              --                  --

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                           --                  --

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                           --                  --

CASH RECONCILIATION

        Net increase (decrease) in cash                                --                  --

        Beginning cash balance                                         --                  --
                                                                ---------           ---------

CASH BALANCE AT END OF PERIOD                                   $      --           $      --
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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting
Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense
(benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended
September 30, 2009.

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

The Company has the following classes of capital stock as of September 30, 2009:

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, the Company had no cash and no other assets.

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
No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The
Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No.
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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2009.

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

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending September 30, 2009, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                             EDGEWORTH INVESTMENTS, INC., a Delaware corporation
                             (Registrant)

Date: October 8, 2009                 By: /s/ G.J. de Klerk
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
                                      (Principal Executive Officer)
                                      (Principal Financial Officer)

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
 PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                          SARBANES-OXLEY ACT OF 2002

I, G.J. de Klerk, certify that:

1 I have reviewed this Form 10-Q for the quarter ended September 30, 2009 of
Edgeworth Investments, Inc., a Delaware corporation (the "Company");

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

Dated: October 8, 2009

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
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Edgeworth Investments, Inc.
(the "Company") on Form 10-Q for three month period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, G.J. de Klerk, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

       1.  The Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

       2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
Company.

Dated: October 8, 2009

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