Form 10-K
period 2009-12-31
Rampart Studios Inc.
filed 2010-02-10
CIK 1432271

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

x ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

o TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53441

EDGEWORTH INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	To be applied

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 91983, West Vancouver, BC, Canada V7V4S4
(Address of principal executive offices)

(604) 925-7659
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o   No x

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. o

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No o

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	o	Accelerated Filer	o

Non-accelerated Filer	o	Smaller Reporting Company	x

   (Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x  No o

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2009.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 2, 2010, there were 31,340,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Edgeworth Investments, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Item 4.   Submission of Matters to Vote of Security Holders.

For the period from the inception of the Company on July 24, 2008 to December 31, 2009 there have been no matters submitted to the vote of the security holders.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of February 2, 2010, there was one holder of record of the Common Stock.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Officers.

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)

Gerry J. de Klerk	67	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer

Gerry J. de Klerk is the Chairman of the Board of Directors, Chief Executive Officer, President and Secretary of the Company. Mr. de Klerk has served as an officer and Director of the Company since May 23, 2008.  His business experience is as follows:

August 1983 - today CEO of Rampart Capital Corp. During 80's and 90's partnered with the Strand Group of Dallas, Texas in the funding and operating of 32 real estate limited partnerships, raising in excess of $400,000,000. Multi unit residential properties in San Diego (Club River Run), Laguna Beach (Bella Pacific), Seattle (Kelsey Ridge), Dallas (Lantern Square), Atlanta (Ivy Chase), Portland OR (Endicott Woods) and a number of others in Arizona, Florida, British Columbia were purchased, leased up, operated and sold.

Rampart Capital Corp listed the Pan Pacific Shopping Center Fund on the Amsterdam Stock Exchange, and created the Business Center Groningen in the Netherlands in 1992. The Pan Pacific Shopping Center Fund purchased and operated the Chino Town Square in Chino, San Bernardino County, Ca. Business Center Groningen was a large industrial complex in the city of Groningen in the northern part of the Netherlands.

Rampart Capital Corp has created 1261588 Alberta Ltd., in Edmonton Alberta. The company purchased 126.44 acres within the city limits of St. Albert, Alberta. Currently Rampart is working with city counsel to obtain approval for multi purpose real estate development including the use of geothermal and gray water technology. Total project will be completed by 2016 and include commercial, light industrial and more than 1400 housing units.

Rampart Capital Corp created 1356221 Alberta Ltd. The company purchased 190.53 acres adjacent to the property in the city limits. Plans are being drawn for light industrial development.

Rampart Capital Corp, 1261588 Alberta Ltd and 1356221 Alberta Ltd lands are now combined and are being developed into Ramparts Avenir™ Communities Ltd. The most unique multi use development in North America. www.rampartavenir.com The development is supported by the National Research Counsel, the University of Alberta, the government of Alberta, and partnered with Melcor Developments and Enertech Capital of Philadelphia. The project is a 1.6 billion dollar development with 6000 housing units. The project is being featured regularly in various publications.

In 2000 Rampart Capital Corp created Rampart Films Inc. both in Los Angeles and Vancouver, BC. Rampart Films has completed 4 feature films: Part of the Game 2005, Crossed 2007, Cole 2009, Repeaters 2010. The last two with multiple award winning director Carl Bessai. Both last films are represented worldwide by Andrew Herwitz (Formerly long time with Miramax), president of the Film Sales Company in New York City.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth, as of February 2, 2010, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

G.J. de Klerk President, Secretary and Director 8721 Santa Monica Blvd #2500 Los Angeles, CA 90069	31,340,000	100%

All Officers and Directors as a group	31,340,000	100%

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

Audit-Related Fees

There were no fees billed by SJHL for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2009.

Tax Fees

There were no fees billed by SJHL for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2009.

All Other Fees

There were no fees billed by SJHL for other products and services for the fiscal year ended December 31, 2009.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Exhibit No.	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

31.2

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

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

EDGEWORTH INVESTMENTS, INC.

Dated: February 2, 2010	By:	/s/ G.J. de Klerk

G.J. de Klerk
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ G.J. de Klerk
	President, Secretary, Chief	February 2, 2010
G.J. de Klerk	Financial Officer and Sole Director

EDGEWORTH INVESTMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

As of December 31, 2009

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

F-1

EDGEWORTH INVESTMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	As of December 31, 2009	July 24, 2008 (inception) to December 31, 2009

Revenues
Revenues	$—	$—

Total Revenues	—	—

Operating Costs and Expenses
General & Administrative Expenses	3,134	3,134

Total Operating Costs and Expenses	3,134	3,134

Net Income (Loss)	$(3,134)	$(3,134)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average Common shares outstanding	31,340,000	31,340,000

The accompanying notes are an integral part of these financial statements.

F-2

EDGEWORTH INVESTMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock

	Shares	Amount	Additional Paid In Capital	(Deficit Accumulated during the development stage)	Total

Common shares issued for services to
founder on July 24, 2008	31,340,000	$3,134	$—	$—	$3,134

Net loss		—	—	(3,134)	(3,134)

Balance at December 31, 2009	31,340,000	$3,134	$—	$(3,134)	$—

The accompanying notes are an integral part of these financial statements.

F-3

EDGEWORTH INVESTMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

As of December 31, 2009

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

F-4

EDGEWORTH INVESTMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

NOTE 1 BUSINESS DESCRIPTION AND ORGANIZATION

Edgeworth Investments, Inc. was incorporated in Delaware on July 24, 2008 and has been inactive since inception. Edgeworth intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

Edgeworth has not earned any revenue from operations. Accordingly, Edgeworth’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7. Among the disclosures required by SFAS 7 are that Edgeworth’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of Edgeworth’s inception.

Edgeworth has elected a fiscal year ending on December 31.

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

C.     Income Taxes

Edgeworth accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes.”  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to Edgeworth not having any material operations for the period ended December 31, 2009.

D.     Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2009 for purposes of computing fully diluted earnings per share.

E.     Impact of New Accounting Standards

Edgeworth does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Edgeworth’s results of operations, financial position, or cash flow.

NOTE 3 SHAREHOLDER’S EQUITY

Preferred Stock

Edgeworth’s board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the shareholders.

Edgeworth has the following classes of capital stock as of December 31, 2009:

•	Common stock – 250,000,000 shares authorized; $0.0001 par value; 31,340,000 shares issued and outstanding.

•	Preferred stock – 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

Exhibit 31.1

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, G.J. de Klerk, certify that:

1.  I have reviewed this report on Form 10-K of Edgeworth Investments, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:

                a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                c)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

                d) disclosed in this report any change in registrant’s internal control over financial reporting the occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                a) all deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 2, 2010

/s/ G.J. de Klerk

G.J. de Klerk Principal Executive Officer

Exhibit 31.2

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, G.J. de Klerk, certify that:

1. I have reviewed this report on Form 10-K of Edgeworth Investments, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:

                a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                c)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

                d) disclosed in this report any change in registrant’s internal control over financial reporting the occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                a) all deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 2, 2010

/s/ G.J. de Klerk

G.J. de Klerk Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Edgeworth Investments, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, G.J. de Klerk, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ G.J. de Klerk

Principal Executive Officer February 2, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Edgeworth Investments, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, G.J. de Klerk, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ G.J. de Klerk

G.J. de Klerk Principal Financial Officer February 2, 2010