Form 10-Q
period 2010-06-30
Rampart Studios Inc.
filed 2010-07-23
CIK 1432271

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended June 30, 2010

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

As of June 30, 2010, there were 31,340,000 shares of common stock, $.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            EDGEWORTH INVESTMENTS, INC.
                            A DEVELOPMENT STAGE COMPANY
                               FINANCIAL STATEMENTS
                                   JUNE 30, 2010

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

The results for the period ended June 30, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-
12G filed with the Securities and Exchange Commission for the period from
July 24, 2008 (inception) to September 26, 2008.

                           EDGEWORTH INVESTMENTS, INC.

                              FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2010

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

                           EDGEWORTH INVESTMENTS, INC.
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                   (UNAUDITED)
                               As of June 30, 2010

                                     ASSETS

                                                                     June
                                                                   30, 2010
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

                                       F-1

                          EDGEWORTH INVESTMENTS, INC.
                          A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
            For the Quarter ended June 30, 2010, and from inception
                     (July 24, 2008) through June 30, 2010

                                                                                   For the
                                                                                   Period
                                                       For the      For the        July 24,
                                                       3-Months     3-Months         2008
                                                        Ended        Ended        (Inception)
                                                         June         June         to June
                                                       30, 2010     30, 2009       30, 2010
                                                     -----------   -----------    -----------

REVENUE                    Sales                     $        --   $        --    $        --

                           Cost of sales                      --            --             --
                                                     -----------   -----------    -----------

     GROSS PROFIT                                             --            --             --

     OPERATING COSTS AND EXPENSES

       ORGANIZATION AND RELATED EXPENSES                      --            --          3,134
                                                     -----------   -----------    -----------

     TOTAL OPERATING COST AND EXPENSES                        --            --          3,134

     NET INCOME (LOSS)                                        --            --         (3,134)
                                                     ===========   ===========    ===========

NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                                   --            --         (0.00)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding               31,340,000    31,340,000    31,340,000

   The accompanying notes are an integral part of these financial statements.

                                       F-2

                           EDGEWORTH INVESTMENTS, INC.
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
             For the Quarter ended June 30, 2010, and from inception
                      (July 24, 2008) through June 30, 2010

                                                                                 For the Period
                                                For the          For the            July 24,
                                                3-Months         3-Months             2008
                                                 Ended            Ended           (Inception)
                                                  June             June             to June
                                                30, 2010         30, 2009           30, 2010
                                               -----------      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES

             Net income (loss)                  $      --        $      --          $  (3,134)

             Changes in working capital                --               --              3,134
                                               -----------      -----------        -----------

NET CASH PROVIDED OR (USED) IN OPERATIONS              --               --                 --

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                           --               --                 --

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                           --               --                 --

CASH RECONCILIATION

        Net increase (decrease) in cash                --               --                 --

        Beginning cash balance                         --               --                 --
                                              -----------      -----------        -----------
CASH BALANCE AT END OF PERIOD                  $       --       $       --          $      --
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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting
Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense
(benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended
June 30, 2010.

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

The Company has the following classes of capital stock as of June 30, 2010:

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, the Company had no cash and no other assets.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended June 30, 2010.

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

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending June 30, 2010, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                             EDGEWORTH INVESTMENTS, INC., a Delaware corporation
                             (Registrant)

Date: July 15, 2010                 By: /s/ G.J. de Klerk
                                      -----------------------------------
                                      G.J. de Klerk
                                      Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer)
                                      (Principal Financial Officer)