Form 10-K
period 2011-12-31
Rampart Studios Inc.
filed 2012-02-15
CIK 1432271

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53441

RAMPART STUDIOS, INC.

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

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2011.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 10, 2012, there were 31,340,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of RAMPART STUDIOS, INC. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.   Description of Business.

(a)   Business Development

RAMPART STUDIOS, INC. (the “Company” or the “Registrant”) was incorporated in the State of Delaware on July 24, 2008. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination and have made no efforts to identify a possible business combination. As a result, we have not conducted negotiations or entered into a letter of intent concerning any target business. Our business purpose is to seek the acquisition of or merger with, an existing company.

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

Item 4.   Submission of Matters to Vote of Security Holders.

For the period from the inception of the Company on July 24, 2008 to December 31, 2011 there have been no matters submitted to the vote of the security holders.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of February 10, 2012, there was one holder of record of the Common Stock.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2011 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth, as of February 10, 2012, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

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

Audit-Related Fees

There were no fees billed by SJHL for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2011.

Tax Fees

There were no fees billed by SJHL for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2011.

All Other Fees

There were no fees billed by SJHL for other products and services for the fiscal year ended December 31, 2011.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Exhibit No.	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

31.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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

RAMPART STUDIOS, INC.

Dated: February 10, 2012	By:	/s/ G.J. de Klerk

G.J. de Klerk
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ G.J. de Klerk
	President, Secretary, Chief	February 10, 2012
G.J. de Klerk	Financial Officer and Sole Director

RAMPART STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

As of December 31, 2011

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

RAMPART STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	As of December 31, 2011	July 24, 2008 (inception) to December 31, 2011

Revenues
Revenues	$—	$—

Total Revenues	—	—

Operating Costs and Expenses
General & Administrative Expenses	3,134	3,134

Total Operating Costs and Expenses	3,134	3,134

Net Income (Loss)	$(3,134)	$(3,134)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average Common shares outstanding	31,340,000	31,340,000

The accompanying notes are an integral part of these financial statements.

RAMPART STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock

	Shares	Amount	Additional Paid In Capital	(Deficit Accumulated during the development stage)	Total

Common shares issued for services to
founder on July 24, 2008	31,340,000	$3,134	$—	$—	$3,134

Net loss		—	—	(3,134)	(3,134)

Balance at December 31, 2011	31,340,000	$3,134	$—	$(3,134)	$—

The accompanying notes are an integral part of these financial statements.

RAMPART STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

As of December 31, 2011

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

RAMPART STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

NOTE 1 BUSINESS DESCRIPTION AND ORGANIZATION

RAMPART STUDIOS, INC. was incorporated in Delaware on July 24, 2008 and has been inactive since inception. Edgeworth intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

C.     Income Taxes

Edgeworth accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes.”  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to Edgeworth not having any material operations for the period ended December 31, 2011.

D.     Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2011 for purposes of computing fully diluted earnings per share.

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

Edgeworth has the following classes of capital stock as of December 31, 2011:

•	Common stock – 250,000,000 shares authorized; $0.0001 par value; 31,340,000 shares issued and outstanding.

•	Preferred stock – 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

Exhibit 31.1

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, G.J. de Klerk, certify that:

1.  I have reviewed this report on Form 10-K of RAMPART STUDIOS, INC.;

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

Date: February 10, 2012

/s/ G.J. de Klerk

G.J. de Klerk Principal Executive Officer

Exhibit 31.2

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, G.J. de Klerk, certify that:

1. I have reviewed this report on Form 10-K of RAMPART STUDIOS, INC.;

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

Date: February 10, 2012

/s/ G.J. de Klerk

G.J. de Klerk Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of RAMPART STUDIOS, INC. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, G.J. de Klerk, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ G.J. de Klerk

Principal Executive Officer February 10, 2012

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of RAMPART STUDIOS, INC. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, G.J. de Klerk, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ G.J. de Klerk

G.J. de Klerk Principal Financial Officer February 10, 2012