Form 10-K
period 2012-12-31
Rampart Studios Inc.
filed 2013-02-19
CIK 1432271

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2012.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 4, 2013, there were 31,340,000 shares of common stock, par value $.0001, outstanding.

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

Item 4.   Submission of Matters to Vote of Security Holders.

For the period from the inception of the Company on July 24, 2008 to December 31, 2012 there have been no matters submitted to the vote of the security holders.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of February 4, 2013, there was one holder of record of the Common Stock.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Officers.

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)

Gerry J. de Klerk	70	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2012 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth, as of February 4, 2013, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

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

Audit-Related Fees

There were no fees billed by SJHL for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2012.

Tax Fees

There were no fees billed by SJHL for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2012.

All Other Fees

There were no fees billed by SJHL for other products and services for the fiscal year ended December 31, 2012.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Exhibit No.	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

31.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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

RAMPART STUDIOS, INC.

Dated: February 4, 2013	By:	/s/ G.J. de Klerk

G.J. de Klerk
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ G.J. de Klerk
	President, Secretary, Chief	February 4, 2013
G.J. de Klerk	Financial Officer and Sole Director

RAMPART STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

As of December 31, 2012

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

RAMPART STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	As of December 31, 2012	July 24, 2008 (inception) to December 31, 2012

Revenues
Revenues	$—	$—

Total Revenues	—	—

Operating Costs and Expenses
General & Administrative Expenses	3,134	3,134

Total Operating Costs and Expenses	3,134	3,134

Net Income (Loss)	$(3,134)	$(3,134)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average Common shares outstanding	31,340,000	31,340,000

The accompanying notes are an integral part of these financial statements.

RAMPART STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock

	Shares	Amount	Additional Paid In Capital	(Deficit Accumulated during the development stage)	Total

Common shares issued for services to
founder on July 24, 2008	31,340,000	$3,134	$—	$—	$3,134

Net loss		—	—	(3,134)	(3,134)

Balance at December 31, 2012	31,340,000	$3,134	$—	$(3,134)	$—

The accompanying notes are an integral part of these financial statements.

RAMPART STUDIOS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

As of December 31, 2012

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
AS OF DECEMBER 31, 2012

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

C.     Income Taxes

Edgeworth accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes.”  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to Edgeworth not having any material operations for the period ended December 31, 2012.

D.     Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2012 for purposes of computing fully diluted earnings per share.

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

Edgeworth has the following classes of capital stock as of December 31, 2012:

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

Date: February 4, 2013

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

Date: February 4, 2013

/s/ G.J. de Klerk

G.J. de Klerk Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of RAMPART STUDIOS, INC. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, G.J. de Klerk, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ G.J. de Klerk

Principal Executive Officer February 4, 2013

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of RAMPART STUDIOS, INC. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, G.J. de Klerk, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ G.J. de Klerk

G.J. de Klerk Principal Financial Officer February 4, 2013