Form 10-Q/A
period 2009-09-30
Rampart Studios Inc.
filed 2013-04-19
CIK 1432271

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended September 30, 2009

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         For the transition period from

                         Commission File No. 000-53441

                              RAMPART STUDIOS , INC.
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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

-----------------------------------------------------------------------

                               EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Rampart Studios , Inc.'s Quarterly Report
on Form 10-Q for the quarterly period ended September 30, 2009, filed with the
Securities and Exchange Commission on October 13, 2009 (the "Form 10-Q"), is
solely to correct the registrant name in the filing and to provide the certification exhibits as separate attachments.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the
Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

-----------------------------------------------------------------------

                              RAMPART STUDIOS , INC.
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

                              RAMPART STUDIOS , INC.

                              FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2009

Rampart Studios , Inc.
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

                              RAMPART STUDIOS , INC.
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

                             RAMPART STUDIOS , INC.
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

                              RAMPART STUDIOS , INC.
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

                              RAMPART STUDIOS , INC.
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

                             RAMPART STUDIOS , INC., a Delaware corporation
                             (Registrant)

Date: April 19, 2013              By: /s/ G.J. de Klerk
                                      -----------------------------------
                                      G.J. de Klerk
                                      Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer)
                                      (Principal Financial Officer)