Form 10-K/A
period 2009-12-31
Rampart Studios Inc.
filed 2013-04-19
CIK 1432271

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Mark One)

x ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

o TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53441

RAMPART STUDIOS , INC.

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

---------------------------------------------------------------

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Rampart Studios, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2009 filed with the Securities and Exchange Commission on February 10, 2010 (the “Form 10-K”), is solely to correct the registrant name in the filing and to and to provide the certification exhibits as separate attachments.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

---------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Rampart Studios , Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

RAMPART STUDIOS , INC.

Dated: April 19, 2013	By:	/s/ G.J. de Klerk

G.J. de Klerk
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ G.J. de Klerk
	President, Secretary, Chief	April 19, 2013
G.J. de Klerk	Financial Officer and Sole Director

RAMPART STUDIOS , INC.
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

RAMPART STUDIOS , INC.
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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

Rampart has not earned any revenue from operations. Accordingly, Rampart ’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7. Among the disclosures required by SFAS 7 are that Rampart ’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of Rampart ’s inception.

Rampart has elected a fiscal year ending on December 31.

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

C.     Income Taxes

Rampart accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes.”  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to Rampart not having any material operations for the period ended December 31, 2009.

D.     Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2009 for purposes of computing fully diluted earnings per share.

E.     Impact of New Accounting Standards

Rampart does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Rampart ’s results of operations, financial position, or cash flow.

NOTE 3 SHAREHOLDER’S EQUITY

Preferred Stock

Rampart ’s board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the shareholders.

Rampart has the following classes of capital stock as of December 31, 2009:

•	Common stock – 250,000,000 shares authorized; $0.0001 par value; 31,340,000 shares issued and outstanding.

•	Preferred stock – 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.