Form 10-K/A
period 2010-12-31
Rampart Studios Inc.
filed 2013-04-19
CIK 1432271

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A

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

---------------------------------------------------------------

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Rampart Studios, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2010 filed with the Securities and Exchange Commission on February 18, 2011 (the “Form 10-K”), is solely to correct the registrant name in the filing and to and to provide the certification exhibits as separate attachments.

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

C.     Income Taxes

Rampart accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes.”  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to Rampart not having any material operations for the period ended December 31, 2010.

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

Rampart has the following classes of capital stock as of December 31, 2010:

•	Common stock – 250,000,000 shares authorized; $0.0001 par value; 31,340,000 shares issued and outstanding.

•	Preferred stock – 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.