Form 10-Q/A
period 2011-03-31
Rampart Studios Inc.
filed 2013-04-19
CIK 1432271

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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

-----------------------------------------------------------------------

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Rampart Studios , Inc.'s Quarterly Report
on Form 10-Q for the quarterly period ended March 31, 2011 filed with the
Securities and Exchange Commission on April 19, 2011 (the "Form 10-Q"), is
solely to correct the registrant name in the filing.

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

                              AS OF MARCH 31, 2011

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