Form 10-Q/A
period 2011-06-30
Rampart Studios Inc.
filed 2013-04-26
CIK 1432271

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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

-------------------------------------------------------------------------

                             EXPLANATORY NOTE

The purpose of this Amendment No. 1 to RAMPART STUDIOS , INC.'s Quarterly
Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on July 19, 2011
(the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language), and to correct the registrant name.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on
Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities
Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

-------------------------------------------------------------------------

                               RAMPART STUDIOS , INC.
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

                              AS OF JUNE 30, 2011

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

                             RAMPART STUDIOS , INC., a Delaware corporation
                             (Registrant)

Date: April 29, 2013         : /s/ G.J. de Klerk
                                      -----------------------------------
                                      G.J. de Klerk
                                      Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer)
                                      (Principal Financial Officer)