Form 10-K/A
period 2011-12-31
Rampart Studios Inc.
filed 2013-04-30
CIK 1432271

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to RAMPART STUDIOS, INC.’s Annual Report on Form 10-K for the annual period ended December 31, 2011, filed with the Securities and Exchange Commission on February 15, 2012 (the “Form 10-K”), is solely to correct the registrant name, to provide the certifications as separate exhibits, and to  furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

RAMPART STUDIOS, INC.

Dated: April 29, 2013	By:	/s/ G.J. de Klerk

G.J. de Klerk
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ G.J. de Klerk
	President, Secretary, Chief	April 29, 2013
G.J. de Klerk	Financial Officer and Sole Director

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

NOTE 1 BUSINESS DESCRIPTION AND ORGANIZATION

RAMPART STUDIOS, INC. was incorporated in Delaware on July 24, 2008 and has been inactive since inception. Rampart Studios intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

Rampart Studios has not earned any revenue from operations. Accordingly, Rampart Studios ’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7. Among the disclosures required by SFAS 7 are that Rampart Studios ’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of Rampart Studios ’s inception.

Rampart Studios has elected a fiscal year ending on December 31.

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

C.     Income Taxes

Rampart Studios accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, “Accounting for Income Taxes.”  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to Rampart Studios not having any material operations for the period ended December 31, 2011.

D.     Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2011 for purposes of computing fully diluted earnings per share.

E.     Impact of New Accounting Standards

Rampart Studios does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Rampart Studios ’s results of operations, financial position, or cash flow.

NOTE 3 SHAREHOLDER’S EQUITY

Preferred Stock

Rampart Studios ’s board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the shareholders.

Rampart Studios has the following classes of capital stock as of December 31, 2011:

•	Common stock – 250,000,000 shares authorized; $0.0001 par value; 31,340,000 shares issued and outstanding.

•	Preferred stock – 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.