Form 10-Q/A
period 2012-09-30
Rampart Studios Inc.
filed 2013-05-01
CIK 1432271

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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

-------------------------------------------------------------------------

                             EXPLANATORY NOTE

The purpose of this Amendment No. 1 to RAMPART STUDIOS , INC.'s Quarterly
Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 05, 2012
(the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language), and to correct the registrant name.

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

                              RAMPART STUDIOS , INC.

                              FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2012

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