Form 10-Q
period 2013-09-30
Rampart Studios Inc.
filed 2013-10-25
CIK 1432271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, there were 31,340,000 shares of common stock, $.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format:      Yes [  ]     No [X]

RAMPART STUDIOS, INC.

A DEVELOPMENT STAGE COMPANY

FINANCIAL STATEMENTS

 September 30, 2013

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

The results for the period ended September 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10- 12G filed with the Securities and Exchange Commission for the period from July 24, 2008 (inception) to September 30, 2013.

RAMPART STUDIOS, INC.

A DEVELOPMENT STAGE COMPANY

BALANCE SHEET (UNAUDITED)

As of September 30, 2013

September 30 2013

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

RAMPART STUDIOS, INC.

A DEVELOPMENT STAGE COMPANY

STATEMENTS OF OPERATIONS (UNAUDITED)

For the Quarters ended September 30, 2013 and September 30, 2012 and from inception ( July 24, 2008) through September 30, 2013

	For the 3 months ended September 30, 2013	For the 3 months ended September 30, 2012	July 24, 2008 (inception) to September 30, 2013

REVENUE
Sales	$ --	$ --	$ --
Cost of Sales	--	--	--
GROSS PROFIT	--	--	--

OPERATING COSTS AND EXPENSES
Organization and Related Expenses	--	--	3,134
TOTAL OPERATING COST AND EXPENSES	--	--	3,134

NET INCOME (LOSS)	--	--	(3,134)

NET EARNINGS PER SHARE
Basic and Diluted Net Loss per share	--	--	(0.00)
Basic and Diluted Weighted Average number of Common Shares Outstanding	31,340,000	31,340,000	31,340,000

The accompanying notes are an integral part of these financial statements.

RAMPART STUDIOS, INC.

A DEVELOPMENT STAGE COMPANY

STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Quarters ended September 30, 2013 and September 30, 2012 and from inception ( July 24, 2008) through September 30, 2013

	For the 3 months ended September 30, 2013	For the 3 months ended September 30, 2012	July 24, 2008 (inception) to September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ --	$ --	$ (3,134)
Changes in working capital	--	--	3,134
NET CASH PROVIDED OR (USED) IN OPERATIONS	--	--	--

CASH FLOWS FROM INVESTING ACTIVITIES
None	--	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
None	--	--	--

CASH RECONCILIATION
Net increase (decrease) in cash	--	--	--
Beginning cash balance	--	--	--
CASH BALANCE AT END OF PERIOD	$ --	$ --	$ --

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2013.

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

The Company has the following classes of capital stock as of September 30, 2013:

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, the Company had no cash and no other assets.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2013.

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

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2013, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated: October 25, 2013

By	/s/ G.J. de Klerk
G.J. de Klerk Chief Executive Officer and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)

15