Form 10-Q
period 2017-03-31
Rampart Studios Inc.
filed 2017-05-09
CIK 1432271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-53441

Rampart Studios Inc.
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

Large accelerated filer[  ]Accelerated filer [  ]

Non-accelerated filer[  ]Smaller Reporting Company [X]

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

As of May 2, 2017, there were 31,340,000 shares of common stock, $0.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format:      Yes [  ]     No [X]

RAMPART STUDIOS, INC.

A DEVELOPMENT STAGE COMPANY

FINANCIAL STATEMENTS

March 31, 2017

INDEX

PART I - FINANCIAL INFORMATION3

Item 1. Financial Statements.3

Balance Sheet4

Statements of Operations5

Statements of Cash Flows6

Notes to financial statements7

Note 1 - Description of Business7

Note 2 - Summary of Significant Accounting Policies7

Note 3 - Going Concern8

Note 4 - Shareholder's Equity8

Item 2. Management's Discussion and Analysis of Financial Condition9

Item 3. Quantitative and Qualitative Disclosure About Market Risk.12

Item 4T. Controls and Procedures12

PART II - OTHER INFORMATION14

Item 1.   Legal Proceedings.14

Item 1A.  Risk Factors.14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.14

Item 3.   Defaults Upon Senior Securities.14

Item 4.   Submission of Matters to a Vote of Security Holders.14

Item 5.   Other Information.14

Item 6.   Exhibits.14

SIGNATURES15

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

The results for the period ended March 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10- 12G filed with the Securities and Exchange Commission for the period from July 24, 2008 (inception) to March 31, 2017.

RAMPART STUDIOS, INC.

A DEVELOPMENT STAGE COMPANY

BALANCE SHEET (UNAUDITED)

As of March 31, 2017

March 31, 2017

ASSETS
CURRENT ASSETS
Cash	$--
TOTAL ASSETS	$--

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses	$--
TOTAL LIABILITIES	$--

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock - $0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	--
Common stock - $0.0001 par value; 250,000,000 shares authorized; 31,340,000 shares issued and outstanding	3,134
Additional paid in capital	--
Deficit accumulated during development stage	(3,134)
Total Stockholders’ Equity (Deficit)	--

TOTAL LIABILITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$--

The accompanying notes are an integral part of these financial statements.

RAMPART STUDIOS, INC.

A DEVELOPMENT STAGE COMPANY

STATEMENTS OF OPERATIONS (UNAUDITED)

For the Quarters ended March 31, 2017 and March 30, 2016

and from inception ( July 24, 2008) through March 31, 2017

	For the 3 months ended March 31, 2017	For the 3 months ended March 30, 2016	July 24, 2008 (inception) to March 31, 2017

REVENUE
Sales	$--	$--	$--
Cost of Sales	--	--	--
GROSS PROFIT	--	--	--

OPERATING COSTS AND EXPENSES
Organization and Related Expenses	--	--	3,134
TOTAL OPERATING COST AND EXPENSES	--	--	3,134

NET INCOME (LOSS)	--	--	(3,134)

NET EARNINGS PER SHARE
Basic and Diluted Net Loss per share	--	--	(0.00)
Basic and Diluted Weighted Average number of Common Shares Outstanding	31,340,000	31,340,000	31,340,000

The accompanying notes are an integral part of these financial statements.

RAMPART STUDIOS, INC.

A DEVELOPMENT STAGE COMPANY

STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Quarters ended March 31, 2017 and March 30, 2016

and from inception ( July 24, 2008) through March 31, 2017

	For the 3 months ended March 31, 2017	For the 3 months ended March 30, 2016	July 24, 2008 (inception) to March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$--	$--	$(3,134)
Changes in working capital	--	--	3,134
NET CASH PROVIDED OR (USED) IN OPERATIONS	--	--	--

CASH FLOWS FROM INVESTING ACTIVITIES
None	--	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
None	--	--	--

CASH RECONCILIATION
Net increase (decrease) in cash	--	--	--
Beginning cash balance	--	--	--
CASH BALANCE AT END OF PERIOD	$--	$--	$--

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended March 31, 2017.

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

The Company has the following classes of capital stock as of March 31, 2017:

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017, the Company had no cash and no other assets.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2017.

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

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2017, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated: May 2, 2017

By	/s/ G.J. de Klerk
G.J. de Klerk Chief Executive Officer and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)